Form 10-Q
period 2026-06-30
Macquarie Energy Transition Infrastructure Fund, L.P.
filed 2026-09-24
CIK 2062936

.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56855

Macquarie Energy Transition Infrastructure Fund, L.P.

(Exact name of registrant as specified in charter)

Delaware	33-3570047
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

660 Fifth Avenue New York, NY	10103
(Address of principal executive offices)	(Zip Code)

212-231-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of September 24, 2026 the registrant had the following limited partnership units outstanding: 439,341 Class I Units, no Class D Units, 1,052,536 Class E Units and 325,079 Class S Units. Units outstanding exclude September 1, 2026 subscriptions since the issuance price for such units has not been finalized at this time.

Forward-Looking Statements; RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential Investors (as defined below) should not rely on these statements as if they were fact.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including the factors described elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in Amendment No. 1 to the Form 10 Registration Statement (the “Registration Statement”), filed on July 30, 2026 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and in our other periodic filings. The forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

References herein to “expertise” or any party being an “expert” are based solely on the belief of Macquarie (as defined below), are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Macquarie. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Macquarie and/or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Macquarie and/or any investment professional of Macquarie.

In this report, except where the context suggests otherwise:

•
the term “Adviser” refers to Macquarie Wealth Advisers, LLC, a Delaware limited liability company and our investment adviser;
•
the term “Aggregator” refers to METI Cayman, L.P., a Cayman Islands exempted limited partnership, together with its consolidated subsidiaries and any other vehicle(s) used to aggregate the holdings of the Fund (as defined below) and any Parallel Funds (as defined below);
•
the term “Feeder” refers to METI TE Feeder, L.P., a Delaware limited partnership;
•
the terms “Fund,” “we,” “us,” and “our” refer to Macquarie Energy Transition Infrastructure Fund, L.P., a Delaware limited partnership;
•
the term “General Partner” refers to METI GP, LLC, a Delaware limited liability company, our general partner;
•
the term “Intermediate Entities” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments, directly or indirectly, including (a) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction or (b) any other type of entity;
•
the term “Macquarie” refers collectively to Macquarie Group’s divisions and subsidiary companies;
•
the term “Macquarie Group” refers to Macquarie Group Limited, a publicly listed (ASX: MQG) global financial services group organized under the laws of Australia;
•
the term “MAM” refers to Macquarie Asset Management, the global asset management division of Macquarie Group;
•
the term “MAM-Managed Entities” refers to, as the context requires, individually and collectively, any other vehicle that holds capital managed or advised by any MAM entity;
•
the term “METI International” refers to Macquarie S.C.A. SICAV’s sub-fund, Macquarie Energy Transition Infrastructure Fund, a Luxembourg alternative investment fund available to individual Investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities, either directly or indirectly through an Intermediate Entity;
•
the term “METI US” refers to the Fund, and may include the Feeder, Intermediate Entities and any Parallel Funds;
•
the term “net asset value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which transactions in the Units (as defined below) are made) determined in accordance with the valuation policies of the Fund, as updated from time to time;
•
the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund, but excluding METI International; and
•
the term “Investors” refers to holders of our limited partnership units (the “Units”). There are four classes of Units available to Fund Investors: Class I Units (the “Class I Units”), Class D Units (the “Class D Units”), Class E Units (the “Class E Units”) and Class S Units (the “Class S Units”) (each a “Class”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Macquarie Energy Transition Infrastructure Fund, L.P.

Macquarie Energy Transition Infrastructure Fund, L.P.

Condensed Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investments in affiliated funds, at fair value (cost of $138,194,287 and $90,457,196, respectively)	$150,687,229	$95,614,503
Investments, at fair value (cost of $40,986,165 and $31,367,163, respectively)	41,938,871	32,133,378
Derivative assets, at fair value	1,984,786	1,641,994
Cash and cash equivalents	1,766,717	2,128,949
Deferred offering costs, net	430,906	1,075,716
Interest receivable	106,545	61,405
Receivable from Feeder	1,969	10,995
Total assets	$196,917,023	$132,666,940

Liabilities
Organizational expenses and offering costs payable to affiliate	$3,827,484	$3,800,000
Professional fees payable	2,688,996	2,045,703
Distribution payable	2,095,757	1,432,559
Organizational expenses and offering costs payable	1,236,470	774,221
Distribution fees payable	1,128,210	545,492
Accounts payable and accrued expenses	860,989	398,331
Performance allocation payable	693,475	306,684
Due to affiliate	456,008	106,322
Administration fees payable	279,331	172,127
Derivative liabilities, at fair value	112,888	51,003
Director fees payable	55,000	110,000
Management fees payable	52,260	190,382
Total liabilities	$13,486,868	$9,932,824

Commitments and contingencies (Note 8)

Net assets
Limited Partnership Units - Class E Units, unlimited Units Authorized (1,052,536 and 676,123 Units issued and outstanding, respectively)	113,667,542	69,806,004
Limited Partnership Units - Class I Units, unlimited Units Authorized (421,093 and 397,309 Units issued and outstanding, respectively)	44,630,030	41,291,182
Limited Partnership Units - Class S Units, unlimited Units Authorized (250,008 and 121,572 Units issued and outstanding, respectively)	25,132,583	11,636,930
Total net assets	$183,430,155	$122,734,116

Total net assets and liabilities	$196,917,023	$132,666,940

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Energy Transition Infrastructure Fund, L.P.

Condensed Statement of Operations (Unaudited) (a)

Three Months Ended June 30, 2026
Income
Dividend income	$757,780
Interest income	225,794
Total income	$983,574

Expenses
Professional fees	931,368
Deferred offering costs amortization	920,090
Performance allocation	386,791
Organizational expenses	214,453
Management fees	216,600
Transfer agency expense	114,582
Insurance expense	63,183
Administration fees	57,204
Director fees	55,000
Interest expense	3,163
Other expenses	207,631
Total expenses	$3,170,065
Management fees waived	(69,312)
Net expenses	$3,100,753
Net investment income (loss)	$(2,117,179)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	315,112
Net change in unrealized gain (loss) on investments	7,743,123
Net change in unrealized gain (loss) on derivatives	280,906
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(47,310)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	8,291,831
Net increase (decrease) in net assets resulting from operations	$6,174,652

(a) Macquarie Energy Transition Infrastructure Fund, L.P. was formed on October 30, 2024 and commenced principal operations on July 1, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Energy Transition Infrastructure Fund, L.P.

Condensed Statement of Changes in Net Assets (Unaudited) (a)

	Three Months Ended June 30, 2026
	Class E	Class I	Class S	Total
Net assets as of March 31, 2026	$69,806,004	$41,291,182	$11,636,930	$122,734,116
Proceeds from Units issued	41,000,000	2,519,030	13,570,001	57,089,031
Distributions	(1,289,760)	(507,203)	(298,794)	(2,095,757)
Distribution reinvested	-	46,458	97,924	144,382
Distribution fees	-	-	(616,269)	(616,269)
Net investment income (loss)	(979,660)	(724,555)	(412,964)	(2,117,179)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	5,130,958	2,005,118	1,155,755	8,291,831
Net assets as of June 30, 2026	$113,667,542	$44,630,030	$25,132,583	$183,430,155

(a) Macquarie Energy Transition Infrastructure Fund, L.P. was formed on October 30, 2024 and commenced principal operations on July 1, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Energy Transition Infrastructure Fund, L.P.

Condensed Statement of Cash Flows (Unaudited) (a)

Three Months Ended June 30, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,174,652
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments, derivatives and translation of assets and liabilities in foreign currencies	(315,112)
Net change in unrealized (gain) loss on investments	(7,743,123)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	47,310
Net change in unrealized (gain) loss on derivatives	(280,906)
Purchases of investments	(114,964,880)
Proceeds from sale of investments	57,914,680
Change in operating assets:
Deferred offering costs	644,810
Interest receivable	(45,140)
Receivable from Feeder	9,026
Change in operating liabilities:
Organizational expenses and offering costs payable to affiliate	27,484
Professional fees payable	643,293
Organizational expenses and offering costs payable	462,249
Accounts payable and accrued expenses	462,658
Performance allocation payable	386,791
Management fees payable	(138,122)
Administration fees payable	107,204
Director fees payable	(55,000)
Due to affiliate	349,687
Net cash provided by (used in) operating activities	$(56,312,439)
Cash flows from financing activities:
Proceeds from Units issued	57,089,031
Distributions paid	(1,288,177)
Distribution fees paid	(33,551)
Net cash flows provided by (used in) financing activities	$55,767,303
Effect of exchange rate changes on cash and cash equivalents	$182,904
Net (decrease) in cash and cash equivalents	$(362,232)
Cash and cash equivalents at the beginning of the period	2,128,949
Cash and cash equivalents at the end of the period	$1,766,717
Supplemental disclosure of cash flow information
Distributions reinvested	$144,382
Cash paid for interest	$3,163

(a) Macquarie Energy Transition Infrastructure Fund, L.P. was formed on October 30, 2024 and commenced principal operations on July 1, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Energy Transition Infrastructure Fund, L.P.

Condensed Schedules of Investments (Unaudited)

		June 30, 2026
Name of Investment	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated funds
METI Cayman, L.P. (a)	LP interest	Various	Various	$138,300,975	75.40%
Macquarie Green Energy and Climate Opportunities Fund SCSp (b)	Equity investment	Various	Green energy	12,386,254	6.75%
Total investments in affiliated funds				$150,687,229	82.15%
Equity investment (c)
Aula Energy Holdings Pty Limited (d)	Equity investment	APAC	Green energy	$17,513,884	9.55%
Investments
Treasury Bills	Government bonds	Various	N/A	$24,424,987	13.32%
Total investments				$41,938,871	22.87%
Total investments in affiliated funds, equity investment, and investments (Cost: APAC $16,353,370, Various $162,827,082)				$192,626,100	105.02%
Derivative instruments
Foreign currency forward contracts	Forward Contract	N/A	N/A	$1,871,898	1.02%
Total derivatives (Cost : $-)				$1,871,898	1.02%

		March 31, 2026
Name of Investment	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated funds
METI Cayman, L.P. (a)	LP interest	Various	Various	$85,692,414	69.83%
Macquarie Green Energy and Climate Opportunities Fund SCSp (b)	Equity investment	Various	Green energy	9,922,089	8.08%
Total investments in affiliated funds				$95,614,503	77.91%
Equity investment (c)
Aula Energy Holdings Pty Limited (d)	Equity investment	APAC	Green energy	$10,155,333	8.27%
Investments
Treasury Bills	Government bonds	Various	N/A	$21,978,045	17.91%
Total investments				$32,133,378	26.18%
Total investments in affiliated funds, equity investment, and investments (Cost: APAC $9,269,806, Various $112,554,553)				$127,747,881	104.09%
Derivative instruments
Foreign currency forward contracts	Forward Contract	N/A	N/A	$1,590,991	1.31%
Total derivatives (Cost : $-)				$1,590,991	1.31%

APAC: Asia Pacific.

(a)
The Fund had an interest of 20.94% and 15.64% in METI Cayman, L.P. as of June 30, 2026 and March 31, 2026, respectively.
(b)
The Fund had an interest of 0.48% in Macquarie Green Energy and Climate Opportunities Fund SCSp as of June 30, 2026 and March 31, 2026.
(c)
Equity investments generally include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) limited partner interests, (4) warrants and (5) other equity-linked securities.
(d)
The Fund had an indirect equity interest of 3.03% in Aula Energy Holdings Pty Limited as of June 30, 2026 and March 31, 2026.

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Energy Transition Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

1. Organization

Macquarie Energy Transition Infrastructure Fund, L.P. (the “Fund”) is a Delaware limited partnership formed on October 30, 2024, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund operates pursuant to the Second Amended and Restated Limited Partnership Agreement, dated October 31, 2025, as amended, and/or restated from time to time (the “Partnership Agreement”). The Fund is structured as a perpetual vehicle, with monthly, fully funded subscriptions and aims to make periodic redemptions.

The Fund is conducting a continuous private offering of Units on a monthly basis to prospective Investors who are both (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder).

The Fund’s investment objective is to generate capital appreciation and yield over the medium-to-long term by investing primarily in a global portfolio of businesses and operating assets in the energy transition infrastructure sector with a focus on commercially scalable and proven technologies (“Energy Transition Infrastructure Investments”), with a focus on mature technologies. The Fund may invest, directly or indirectly, in private infrastructure equity investments, composed of equity and equity-like investments in operational or developmental assets and platforms, including as a co-investor with any other vehicle that holds capital managed or advised by any MAM-Managed Entities, or indirectly through investments in MAM-Managed Entities.

The Fund invests the majority of its assets in METI Cayman, L.P. (the “Aggregator”) in which the Fund held an interest of 20.94% and 15.64% as of June 30, 2026 and March 31, 2026, respectively. The Aggregator has the same investment objectives as the Fund. The Fund also invests a portion of its assets in Macquarie Green Energy and Climate Opportunities Fund SCSp (“MGECO”), a MAM-managed open-ended alternative investment fund. The Fund had an interest of 0.48% in MGECO as of June 30, 2026 and March 31, 2026.

METI GP, LLC, a Delaware limited liability company, is the Fund’s general partner (the “General Partner”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors”). The General Partner delegates the portfolio management function of the Fund to Macquarie Wealth Advisers, LLC, a Delaware limited liability company and the Fund’s investment adviser (the “Adviser”). The Adviser shall constitute a “Manager” of the Fund within the meaning of the Delaware Limited Partnership Act. Both the General Partner and the Adviser are affiliates of Macquarie.

METI TE Feeder, L.P. (the “Feeder”), a Delaware limited partnership, is a feeder vehicle of the Fund. The Feeder allows certain investors with particular tax characteristics, such as tax-exempt investors and non-U.S. investors, to participate in the Fund in a more efficient manner. The Feeder’s investment in the Fund represented 22.97% and 32.90% of the Fund’s net asset value at June 30, 2026 and March 31, 2026, respectively.

The Fund commenced principal operations on July 1, 2025, when the Fund first sold Class I Units and Class S Units (the “Initial Closing”) and began investing.

2. Summary of Significant Accounting Policies

Material accounting policy information applied in the preparation of these condensed financial statements are set out in the notes below. These policies have been consistently applied throughout the period presented, unless otherwise stated.

Basis of Presentation

The Fund’s condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Fund’s condensed financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The Condensed Statements of Assets and Liabilities as of March 31, 2026, were derived from the audited annual financial statements. The condensed financial statements as of and for the period ended June 30, 2026, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are fairly stated and that estimates made in preparing its condensed financial statements are reasonable and prudent. The Fund is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies (“ASC 946”). The functional currency of the Fund is the U.S. dollar and these condensed financial statements have been prepared in that currency.

Principles of Consolidation

In accordance with ASC 946, the Fund generally does not consolidate investments unless the Fund has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Fund. A controlling financial interest is defined as (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

The Fund determines whether it has a controlling financial interest in an entity at such entity’s inception and continuously reconsiders that conclusion. In instances where the Fund wholly owns another investment company, the Fund believes this would constitute a controlling financial interest and consolidation would be appropriate. For non-wholly owned interests in investment companies, the Fund assesses the nature of the investment structure and considers its interests in and governance rights over the entity to determine whether the Fund holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.

The Fund does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, because (a) the General Partner is not acting solely on behalf of the Fund as it carries out its duties and (b) the Fund does not absorb substantially all of the Aggregator’s variability. At each reporting date, the Fund assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within the Fund, and any associated consolidation implications.

Use of Estimates

In preparing the condensed financial statements in conformity with GAAP, the General Partner has made judgments, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed financial statements. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and derivative instruments. Actual results may differ materially from those estimates.

Fair Value of Investments and Financial Instruments

As prescribed under ASC 946, investments are reported at estimated fair value as determined in good faith by the Manager. FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Due to the inherent uncertainty associated with the valuation of the Fund’s investments, the estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.

In accordance with ASC 820, the Fund defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Fund uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

•
Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•
Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Fund has estimated the fair value of its investments and financial instruments using available market information and valuation methodologies the Fund believes to be appropriate for these purposes.

Investments are valued at fair value in accordance with the Fund’s valuation procedures. The Adviser oversees the valuation of the Fund’s investments pursuant to procedures adopted by the Adviser. An independent valuation adviser will be retained by the Fund to value each investment (other than liquid investments) on a quarterly basis.

The Fund measures its investments in the Aggregator and MGECO at fair value using their respective net asset values. The Aggregator’s and MGECO’s net asset values are considered a practical expedient for estimating fair value as (a) the investments do not have readily determinable fair values, as the Aggregator’s and MGECO’s net asset values are not published and are not the basis for current transactions, (b) the Aggregator and MGECO are investment companies and (c) the net asset values of the Aggregator and MGECO are calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Fund’s investments in the Aggregator and MGECO are presented within net change in unrealized gain (loss) on investments in the Condensed Statement of Operations.

The Aggregator’s and MGECO’s determination of fair value is based on the best information available in the circumstances and incorporates their own assumptions, including assumptions they believe market participants would use in valuing the investments, and involves a significant degree of judgment and considers a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator and MGECO may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed financial statements. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Financial Statements” of the Aggregator.

The Fund invests in government bonds including U.S. Treasury bills and non-U.S. government bonds. U.S. Treasury bills are valued using quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. Non-U.S. government bonds are generally valued using quoted prices or observable market inputs, including dealer quotations and pricing services, and are classified within Level 1 or Level 2 of the fair value hierarchy, depending on the availability of observable market data.

The Fund measures derivative instruments using quoted forward foreign exchange prices at the reporting date. These valuations use primarily observable (Level 2) inputs.

The following tables summarize the valuation of the Fund’s investments by the fair value hierarchy levels:

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Investments in affiliated funds	$-	$-	$-	$150,687,229	$150,687,229
Treasury Bills	24,424,987	-	-	-	24,424,987
Equity investment	-	-	17,513,884	-	17,513,884
Total	$24,424,987	$-	$17,513,884	$150,687,229	$192,626,100

Derivative assets	-	1,984,786	-	-	1,984,786
Total	$-	$1,984,786	$-	$-	$1,984,786

Liabilities
Derivative liabilities	$-	$112,888	$-	$-	$112,888
Total	$-	$112,888	$-	$-	$112,888

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Investments in affiliated funds	$-	$-	$-	$95,614,503	$95,614,503
Treasury Bills	21,978,045	-	-	-	21,978,045
Equity investment	-	-	10,155,333	-	10,155,333
Total	$21,978,045	$-	$10,155,333	$95,614,503	$127,747,881

Derivative assets	-	1,641,994	-	-	1,641,994
Total	$-	$1,641,994	$-	-	$1,641,994

Liabilities
Derivative liabilities	-	51,003	-	-	51,003
Total	$-	$51,003	$-	$-	$51,003

The following tables summarize the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and March 31, 2026, respectively:

	June 30, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Input value	Impact to valuation from an increase in Input
Financial Assets
Investments, at fair value
Equity Investment	$17,513,884	Discounted Cash Flows	Discount Rate	10.4%	Lower

	March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Input value	Impact to valuation from an increase in Input
Financial Assets
Investments, at fair value
Equity Investment	$10,155,333	Discounted Cash Flows	Discount Rate	10.1%	Lower

The following table present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

Level 3 Financial Assets at Fair Value
Three Months Ended June 30, 2026
Equity investments
Balance, beginning of period	$10,155,333
Purchases	7,083,564
Net unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	274,987
Balance, end of period	17,513,884

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the three months ended June 30, 2026.

Government Bonds

The Fund recognizes government bonds at fair value. Interest on government bonds is recognized on an accrual basis and included in interest income on the Condensed Statement of Operations. Realized gains and losses on government bonds represent the difference between sale proceeds and the investment’s carrying value at the time of disposition. Unrealized gain or loss represents the change in fair value of government bonds during the period. Realized gains or losses and unrealized gains or losses are recorded within net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies and net unrealized gain (loss) on investments, respectively, on the Condensed Statement of Operations.

Derivatives

The Fund recognizes derivative instruments as Derivative assets, at fair value or Derivative liabilities, at fair value in the Condensed Statements of Assets and Liabilities.

Realized gains and losses on derivatives that are closed or mature during the period are measured as the difference between the contract’s value at inception and its value at closing. Realized results are presented in net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies in the Condensed Statement of Operations.

For derivative positions outstanding at period end, unrealized gains and losses reflect the period-over-period change in fair value, net of reversals of amounts previously recognized upon realization. Unrealized results are presented in net change in unrealized gain (loss) on derivatives in the Condensed Statement of Operations.

As a result of the use of derivative contracts, the Fund is exposed to the risk that counterparties will fail to fulfil their contractual obligations. To mitigate such counterparty risk, the Fund enters into these contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

The Fund enters into foreign exchange forward contracts to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated assets. These derivative contracts are not designated as hedging instruments for accounting purposes.

The tables below summarize the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	June 30, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (AUD)	$36,612,608	$578,236	$3,314,658	$8,780
Foreign currency forward contracts (EUR)	50,914,479	694,270	11,401,153	104,108
Foreign currency forward contracts (GBP)	79,792,517	712,280	-	-
Total	$167,319,604	$1,984,786	$14,715,811	$112,888

	March 31, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (AUD)	$23,207,788	$403,365	$-	$-
Foreign currency forward contracts (EUR)	19,068,256	359,748	-	-
Foreign currency forward contracts (GBP)	41,091,535	878,881	2,976,640	51,003
Total	$83,367,579	$1,641,994	$2,976,640	$51,003

The derivative instruments as of June 30 and March 31, 2026, had maturity dates of August 4 and May 5, 2026, respectively.

The table below summarizes the impact to the Condensed Statement of Operations from derivative instruments:

Three Months Ended June 30, 2026
Derivative instruments
Realized gains (losses)	$386,078
Net change in unrealized gain (loss)	280,906
Foreign currency forward contracts	$666,984

For the comparative period for the three months ended June 30, 2025, the Fund did not enter into any foreign currency forward contracts, due to the Fund commencing operations on July 1, 2025.

The Fund is subject to requirements to disclose information about offsetting assets and liabilities and similar arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. For financial reporting purposes, the Fund does not offset derivative assets and liabilities that are subject to Master Netting Agreements (“MNA”) or similar arrangements in the Condensed Statements of Assets and Liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of June 30, 2026 and March 31, 2026, cash of $1,766,717 and $2,128,949, respectively, was held and there were no cash equivalents or restricted cash.

Securities Transactions, Revenue Recognition and Expenses

The Fund records its investment transactions on a trade date basis. The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. Expenses are recorded on an accrual basis.

Foreign Currency Translation

The accounting records of the Fund are maintained in U.S. dollars. The fair values of assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each reporting period. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. The Fund includes the effects of foreign currency exchange rate changes on realized and unrealized gains and losses on investments within net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies and net change in unrealized gain (loss) on investments, respectively, in the Condensed Statement of Operations.

Affiliates

Affiliates of the Fund include the General Partner, the Adviser, METI International, Macquarie Infrastructure and Real Assets Inc., an affiliate of the Adviser, METI TE Feeder, L.P. (the “Feeder”), Parallel Funds (the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund, but excluding METI International), and other vehicles sponsored, advised and/or managed by Macquarie or its affiliates.

Segment Reporting

The Fund operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of the Fund’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for the Fund primarily based on the Fund’s net assets resulting from operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as total assets and reportable segment significant expenses reviewed by the CODMs are listed on the Condensed Statement of Operations.

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three months ended June 30, 2026, the Fund incurred organizational expenses of $214,453 which have been recorded as organizational expenses on the Condensed Statement of Operations. For the comparative period for the three months ended June 30, 2025, no organizational expenses were incurred due to the Fund commencing principal operations on July 1, 2025. As of June 30, 2026 and March 31, 2026, organizational expenses payable amounting to $1,327,674 and $1,113,221, respectively, are included within “Organizational expenses and offering costs payable” and “Organizational expenses and offering costs payable to affiliate” on the Condensed Statements of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the offering memorandum and costs in connection with the continuous offering of Units of the Fund. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. For the three months ended June 30, 2026, the Fund recognized amortization of offering costs of $920,090 which have been recorded as deferred offering costs amortization in the Condensed Statement of Operations. During the same period, the Fund incurred $275,280 of additional offering costs, which have been recorded as an increase to deferred offering costs. For the comparative period for the three months ended June 30, 2025, no offering costs were incurred, due to the Fund commencing operations on July 1, 2025. As of June 30, 2026, and March 31, 2026, the offering amounts of $430,906 and $1,075,716, respectively, are included within deferred offering costs in the Condensed Statements of Assets and Liabilities. As of June 30, 2026, and March 31, 2026 offering costs payable amounting to $3,736,280 and $3,461,000, respectively, are included within “Organizational expenses and offering costs payable” and “Organizational expenses and offering costs payable to affiliate” on the Condensed Statements of Assets and Liabilities.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Fund is currently evaluating the impact of adopting this guidance on its financial statements and disclosures.

3. Investment in the Aggregator

The Fund recognizes dividend income from the Aggregator on the record date of distributions. The Fund had an interest of 20.94% and 15.64% in the Aggregator as of June 30, 2026 and March 31, 2026, respectively. The remaining interest in the Aggregator is held by METI International. The Fund’s interest in the Aggregator may result in the Fund indirectly holding investments of the Aggregator that, on a proportional basis, at times may proportionally exceed 5% of the net assets of the Fund. For a listing of investments that may proportionally exceed 5% of the Fund’s net assets, see the Condensed Schedules of Investments of the Aggregator. As of June 30, 2026 and March 31, 2026, the Fund had no unfunded commitments in the Aggregator.

The Aggregator primarily invests in Energy Transition Infrastructure Investments (as defined in Note 1). As of June 30, 2026 and March 31, 2026, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without consent of the Aggregator’s general partner. Distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

Political developments, natural disasters, public health crises and other events outside of the Fund’s control can adversely, directly and indirectly, impact the Fund and its investments in material respects. The Fund’s investments are subject to various risk factors including market and credit risk, foreign exchange risk, and risks associated with investing in private equity investments. Additionally, the Fund’s investments are concentrated in certain industries as shown in the Condensed Schedules of Investments of the Aggregator. The industry classifications and geographic locations represent the most meaningful presentation of the principal business and location of the investments.

Investing in foreign investments involves currency exchange risk and may involve risks such as expropriation, confiscatory taxation, increases in withholding tax rates, limitations on the use or transfer of Fund’s assets, imposition of divestiture requirements on non-resident Investors and imposition of currency exchange controls which could affect the Fund’s ability to repatriate assets.

4. Taxation

The Fund is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to the Fund’s Investors. It is possible that the Fund may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Fund would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Fund would be treated as shareholders in a corporation, and the Fund itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Fund would be required to pay income tax at corporate rates on its net taxable income.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the condensed financial statements is limited to the largest amount of benefit, determined on a cumulative basis that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.

The Fund files tax returns, where applicable, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and non-U.S. jurisdictions, where applicable. As of June 30, 2026, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations, or other similar requirements, where applicable, is 2026.

The Fund did not have any recognized tax benefits or liabilities resulting from tax positions for the periods ending June 30, 2026 and March 31, 2026. The Fund does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

5. Net Assets

The Fund is authorized to issue an unlimited number of Units on a continuous basis to eligible Investors.

The Fund offers four separate classes of Units designated as Class I Units, Class D Units, Class S Units, and Class E Units to Investors. Each class of Units will have certain differing characteristics, particularly in terms of the distribution fees. Class D Units and Class S Units will be sold subject to certain upfront selling commissions, placement fees, subscription fees or similar fees of up to 1.50% and up to 3.50%, respectively, of the purchase amount. As of June 30, 2026, Class D had no units outstanding.

The purchase price per Unit of each class is equal to the transactional NAV per Unit for such class as of the last calendar day of the immediately preceding month.

The Adviser determines the transactional NAV for each class of Units monthly and will prepare the valuations with respect to each investment. The transactional NAV per Unit for each class will be determined by dividing the total assets of the Fund attributable to such class, less the value of any liabilities of such class, by the total number of outstanding Units of such class. Classes of Units may have a different transactional NAV per unit as a result of different fees charged to different classes.

The following table presents transactions in the Units during the three months ended June 30, 2026. There were no Units issued for the comparative period for the three months ended June 30, 2025.

	Class E Units	Class I Units	Class S Units	Total
Units Outstanding as of March 31, 2026	676,123	397,309	121,572	1,195,004
Units Issued	376,413	23,350	127,223	526,986
Distributions Reinvested	-	434	1,213	1,647
Units Outstanding as of June 30, 2026	1,052,536	421,093	250,008	1,723,637

Redemption Program

The Fund may, from time to time, provide liquidity to Investors by redeeming Units pursuant to the Fund’s redemption program (the “Redemption Program”). Redemptions will be made at such times, in such amounts and on such terms as may be determined by the General Partner, in its sole discretion and in accordance with the Partnership Agreement. In determining whether the Fund should redeem Units, the General Partner will consider relevant factors such as the timing of the redemptions, as well as a variety of operational, business, tax and economic factors.

The General Partner anticipates that the Fund will provide the option for Investors to redeem Units on a quarterly basis up to 5% of Units outstanding (by number of Units), with such redemptions to occur using a purchase price equal to the NAV per Unit as of the last business day of each calendar quarter (each such date is referred to as a “Redemption Date”). The NAV per Unit for each class will generally be available around the 20th business day of the month following each Redemption Date (e.g., the NAV for March 31 will generally be available around April 28). Each redemption generally will commence approximately on the first business day of the second month of the applicable calendar quarter (e.g., the redemption for the first quarter of the year will commence around February 1) and expire the last business day of the second month of the quarter (such date, the “Redemption Deadline”). Each redemption by an Investor must be made pursuant to a written redemption request submitted to the Fund and/or its agent on or before the Redemption Deadline. Investors that elect to redeem their Units will not know the price at which such Units will be redeemed until after the Redemption Date.

The Fund intends to generally provide payment with respect to the redemption proceeds no earlier than 60 calendar days, but within 65 calendar days, of each Redemption Deadline. Investors whose Units are accepted for redemption bear the risk that the Fund’s NAV may fluctuate significantly between the time that they submit their redemption requests and the date as of which such Units are valued for purposes of such redemption.

If Investors request redeeming their Units in an amount that exceeds the 5% quarterly limitation in any calendar quarter, the Fund generally will redeem a pro rata portion of the Units presented by each Investor, subject to the Fund’s ability to redeem all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. However, the General Partner may, but is not obligated to, take any other action in its sole discretion as permitted by applicable law and the Partnership Agreement, such as extending the Redemption Deadline, if necessary, and increasing the amount of Units that the Fund will redeem. As a result, in any particular quarter, Investors requesting redemption of Units may not have all of such Units redeemed by the Fund. Additionally, the General Partner may choose to redeem fewer Units than have been requested in any particular quarter, or none at all, in its discretion at any time. In addition, the Fund may redeem Units of Investors if, among other reasons, the General Partner determines that such redemption would be in the interests of the Fund. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Investors must resubmit their request in the next quarter.

The Fund is not able to guarantee liquidity to Investors through redemptions. Redemptions principally will be funded by cash, cash equivalents or borrowings, as well as by the sale of certain liquid securities.

Options to redeem Units commenced in the first full fiscal quarter of 2026. The Fund did not redeem any of its Units for the three months ended June 30, 2026. The General Partner may make exceptions to, modify, amend or suspend the Redemption Program if it deems such action to be in the Fund’s best interest and the best interest of Investors.

The Fund will not impose any charges in connection with redemptions of Units unless the Units are held for less than one year. Redemption of Units from an Investor at any time prior to the day immediately preceding the one-year anniversary of the Investor’s purchase of the Units will be subject to a 5% early redemption fee (the "Early Redemption Deduction"). The Early Redemption Deduction will be retained by the Fund and will be for the benefit of the remaining Investors. Units for which redemptions are requested will be treated as having been redeemed on a “first-in, first-out” basis. An Early Redemption Deduction payable by an Investor may be waived by the Fund in circumstances where the General Partner determines that doing so is in the best interests of the Fund.

6. Distributions

The Fund may declare distributions from time to time. However, the Fund cannot guarantee that it will make distributions, and any distributions the Fund makes will be at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time.

Investors of record as of the record date are eligible for distributions declared. The per Unit amount of distributions on each class may differ if different class-specific fees and expenses are deducted from the gross distributions for each class. The net asset value (“NAV”) of each Unit that an Investor owns is reduced by the amount of the distributions that the Investor receives in respect of Units.

Under the Fund’s dividend reinvestment plan, all cash distributions paid by the Fund will be automatically reinvested in additional Units unless an Investor “opts out” (elects not to reinvest in Units).

The following table summarizes distributions declared, paid, payable, and reinvested by class during the three months ended June 30,2026, including distributions of $2,095,757 that were declared during the period.

	Class D	Class E	Class I	Class S	Total
Distributions declared*	$-	$1,289,760	$507,203	$298,794	$2,095,757
Distributions paid	-	(816,329)	(425,594)	(46,254)	(1,288,177)
Distributions payable	-	1,289,760	507,203	298,794	2,095,757
Distributions reinvested	-	-	46,458	97,924	144,382

*Distributions declared during the quarter were settled on August 12, 2026.

7. Related Party Transactions

Partnership Agreement

The General Partner will control the business and affairs of the Fund, with oversight of certain matters by the Board of Directors. While the General Partner is responsible for the day to day business management of the Fund, various rights and obligations of the General Partner will be delegated to and performed by the Adviser. The responsibilities of the General Partner are set out in the Partnership Agreement.

Performance Allocation

The General Partner or an affiliate will be entitled to a performance allocation (the “Performance Allocation”) in respect of each class of Units with the exception of Class E Units, an amount equal to 12.50% of the Fund’s total return for such class of Units, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up, without duplication for any Performance Allocation paid by the Fund in respect of such class during such fiscal year.

For the three months ended June 30, 2026, the Fund recorded performance allocation of $386,791. For the comparative period of the three months ended June 30, 2025, the Fund did not incur any performance allocations. As of June 30, 2026 and March 31, 2026, performance allocations of $693,475 and $306,684, respectively, were accrued and payable to the General Partner or an affiliate.

Advisory Agreement

The management of the Fund is generally under the direction of the Adviser, at the delegation of the General Partner pursuant to the investment advisory agreement. Additionally, the Adviser has been delegated the ability to engage sub-advisers.

Management Fee

In consideration of the advisory services provided to the Fund by the Adviser, the Fund will pay the Adviser a management fee (the “Management Fee”), computed and payable monthly in arrears, at the annual rate of 0.85% for the first 24 months from the Fund’s Initial Closing, and 1.25% thereafter of the Fund’s NAV for Class S Units, Class D Units and Class I Units. Class E Units are not subject to the Management Fee, making it a class-specific expense.

For the three months ended June 30, 2026, the Fund recorded management fees of $216,600, of which the Adviser waived $69,312. No management fees were recorded during the three months ended June 30, 2025.

Expense Limitation and Reimbursement Agreement

Pursuant to the Expense Limitation and Reimbursement Agreement (the “Expense Limitation and Reimbursement Agreement”), for a five-year term beginning on the Initial Closing and ending on the five-year anniversary thereof, the Adviser has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Fund to the extent necessary so that, for each year during such five-year period beginning on the Initial Closing date or any anniversary thereof, the Fund’s annual Specified Expenses (as defined below) do not exceed 0.70%, on an annualized basis, of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, or Performance Allocation or distribution and/or servicing fee applicable to certain classes. The Fund has agreed to reimburse the amount of any forgone Management Fee and expenses paid, absorbed or reimbursed by the Adviser, when and if requested by the Adviser, within five years from the end of the month in which the Adviser waived, paid, absorbed or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses, on an annualized basis, plus any recoupment, do not exceed 0.70% of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, or Performance Allocation or distribution and/or servicing fee applicable to certain classes (or, if a lower expense limit under the Expense Limitation and Reimbursement Agreement is then in effect, such lower limit). The Adviser may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated within the one-year period beginning on the Initial Closing without the Board of Directors’ consent.

The Adviser may, in its sole discretion, advance the organizational and offering expenses attributable to the Fund through the first anniversary of the Initial Closing. The Fund will be obligated to reimburse the Adviser for all such advanced organizational and offering expenses over the five years following the first anniversary of the Initial Closing. The Adviser will determine what organizational and offering expenses are attributable to the Fund, in its sole discretion. As of June 30, 2026 and March 31, 2026, the organizational and offering expenses due to the Adviser from the Fund amounted to $3,827,484 and $3,800,000, respectively.

“Specified Expenses” means all expenses incurred in the business of the Fund, including, among other things, organizational and offering expenses, professional fees, and fees and expenses of the Fund’s administrator, custodian and transfer agent, with the exception of (i) the Management Fee; (ii) the Performance Allocation; (iii) any distribution and/or servicing fee paid applicable to any Units, including the distribution and/or servicing fee; (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) interest payments; (vi) fees and expenses incurred in connection with a credit facility, if any, obtained by the Fund; (vii) taxes; (viii) portfolio company expenses, Intermediate Entity expenses and ordinary corporate operating expenses; and (ix) extraordinary expenses (as determined in the sole discretion of the Adviser).

Foreign Currency Hedging Agreement

The Adviser entered into a foreign currency hedging agreement (“FX Hedging Agreement”) with Macquarie Investment Management Global Limited (the “FX Service Provider”), an affiliate, pursuant to which the FX Service Provider is appointed to act as agent of the Fund to implement foreign currency hedging strategies.

Under the FX Hedging Agreement, the FX Service Provider enters into foreign exchange transactions, including spot and forward contracts, to hedge the Fund’s exposure to non-U.S. dollar denominated investments, in accordance with specified hedging instructions and target hedge ratios. The FX Service Provider is authorized to execute derivative transactions and related documentation with approved counterparties on behalf of the Fund.

The FX Service Provider is entitled to a fee calculated at an annual rate of 0.03% of the hedged notional exposure, subject to a minimum annual fee of $50,000, with such fees accrued monthly and invoiced quarterly. The Fund is also responsible for transaction-related costs incurred in connection with FX hedging activities. For the three months ended June 30, 2026, the Fund recognized $12,500 of such fees.

Distribution and/or Servicing Fees

Macquarie Capital (USA) Inc., an indirect wholly owned subsidiary of Macquarie Group Limited and therefore a related party of the Fund, serves as placement agent (the “Placement Agent”). The Fund pays the Placement Agent a monthly fee out of the net assets of Class S Units and Class D Units at the annual rate of 0.85% and 0.25% of the NAV of Class S Units and Class D Units, respectively, determined and accrued as of the last day of each calendar month (before any redemptions of Class S Units or Class D Units) (the “Distribution and/or Servicing Fee”). The Adviser remits payment of the ongoing Distribution and/or Servicing Fees on behalf of the Fund and is reimbursed by the Fund for such payments. The Distribution and/or Servicing Fee is charged on an aggregate class-wide basis, and Investors in Class S Units or Class D Units are subject to the Distribution and/or Servicing Fee as long as they hold their Class S Units or Class D Units, respectively.

MGECO Equity Commitment fee

As of June 30, 2026, the Fund had a payable of $170,598 to MGECO relating to the Letter of Credit with Aula Energy (“Letter of Credit”). This Letter of Credit issued under the MGECO Bridge Facility provides credit support on behalf of both MGECO and the Fund and the Fund reimburses MGECO on a quarterly basis for its proportionate share of the MGECO Bridge arrangement fee and LC fee, a 50 basis points per annum risk premium to compensate MGECO for the security it will provide on behalf of the Fund and its pro rata share of the MGECO Bridge Facility legal budget.

Purchases with related entities

During the three months ended June 30, 2026, the Fund made an additional investment in affiliated funds amounting to $47,737,091.

Proceeds from Units Issued

During the three months ended June 30, 2026, the Fund sold Class E Units to affiliates of the General Partner for aggregate consideration of $41,000,000. The offer and sale of the Class E Units were made as part of the Fund’s continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder.

Feeder

METI TE Feeder, L.P. is a feeder vehicle for the Fund. The Feeder was established to allow certain Investors with particular tax characteristics, such as tax-exempt Investors and non-U.S. Investors, to participate in the Fund in a more efficient manner. Investors in the Feeder will indirectly bear their pro rata portion of the management fee and performance participation allocation paid by the Fund, but such expenses will not be duplicated at the Feeder level.

8. Commitments and Contingencies

In the normal course of business the Fund enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown as it could involve future claims against the Fund that have not yet occurred. However, based on experience, the General Partner of the Fund expects the risk of loss to be remote.

As of June 30, 2026 and March 31, 2026, the Fund had unfunded commitments related to Aula Energy Holdings Pty Limited consisting of AU$3,681,756. As of June 30, 2026 and March 31, 2026, the Fund had unfunded commitments related to Macquarie Green Energy and Climate Opportunities Fund consisting of $6,630,000 and $8,925,000, respectively. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making investment commitments in the future and, at times, reevaluate commitments to existing vehicles.

9. Financial Highlights

The following financial highlights for the three months ended June 30, 2026 are calculated for the Investors of the Fund as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Investor basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class D units have been issued by the Fund since the Fund’s inception.

	Class E Units	Class I Units	Class S Units
Per Unit Data
Net Asset Value, beginning of period	$103.24	$103.93	$95.72
Premium/(Discount) on issuance of Units	2.04	0.22	5.50
Net investment income (loss) and Distribution Fees	(0.94)	(1.72)	(4.12)
Net realized and unrealized gain (loss) on investments, derivatives, and translation of assets and liabilities in foreign currencies	4.88	4.76	4.62
Net increase (decrease) in net assets	3.94	3.04	0.50
Distributions	(1.23)	(1.20)	(1.19)
Net Asset Value, end of period	$107.99	$105.99	$100.53
Units outstanding, end of period	1,052,536	421,093	250,008
Total return based on Net Asset Value (a)	5.79%	3.14%	6.27%
Ratios to weighted‐average net assets (non-annualized) (c)
Accrued performance allocation	-	(0.56%)	(0.56%)
Expenses without waivers (b)	(1.44%)	(2.19%)	(2.41%)
Management fees waivers	-	0.01%	0.26%
Total expenses	(1.44%)	(2.18%)	(2.16%)
Net investment income (loss)	(0.88%)	(1.65%)	(1.64%)

(a)
Total return is calculated as the change in NAV per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the distribution reinvestment plan) divided by the initial NAV per Unit. The total return includes the Premium on issuance of Units. This premium represents the difference in NAV as a result of Transactional NAV (discussed in Note 5) being higher than the NAV under GAAP. The transactional NAV per Unit is the price at which transactions in the Units are made.
(b)
Expense ratio includes management fees, organizational expenses, professional fees, administration fees, deferred offering costs amortization, interest expense and other expenses. Class I Units expense ratio includes a Management Fee and Performance Allocation and Class S Units expense ratio includes a Management Fee, Performance Allocation and Investment advisory expense which are class-specific expenses.
(c)
Ratios are not annualized.

10. Subsequent Events

The General Partner has performed an evaluation of subsequent events through the date these financial statements were issued. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these condensed financial statements as of June 30, 2026.

On July 1, 2026, the Fund sold Units for aggregate consideration of approximately $7,635,000, excluding interests sold through the Fund’s distribution reinvestment plan as per the table below:

Class	Number of Units Sold	Consideration
Class I	11,381	$1,250,000
Class S	58,642	6,385,000
Total	70,023	$7,635,000

On August 3, 2026, the Fund sold Units for aggregate consideration of approximately $2,389,000, excluding interests sold through the Fund’s distribution reinvestment plan as per the table below:

Class	Number of Units Sold	Consideration
Class I	6,454	$714,000
Class S	15,284	1,675,000
Total	21,738	$2,389,000

METI Cayman, L.P.

METI Cayman, L.P.

Condensed Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investments, at fair value (cost of $588,898,180 and $507,514,286, respectively)	$657,572,514	$540,869,879
Cash and cash equivalents	2,564,205	5,967,153
Interest receivable	1,322,889	1,852,425
Total assets	$661,459,608	$548,689,457

Liabilities
Investment acquisition costs payable	$537,611	$537,611
Professional fees payable	383,088	247,603
Organizational expenses payable	110,000	110,000
Administration fees payable	92,160	63,750
Total liabilities	$1,122,859	$958,964

Commitments and contingencies (Note 7)

Net assets
Limited Partners	660,336,749	547,730,493
Total net assets	$660,336,749	$547,730,493

Total net assets and liabilities	$661,459,608	$548,689,457

The accompanying notes are an integral part of these condensed financial statements.

METI Cayman, L.P.

Condensed Statement of Operations (Unaudited) (a)

Three Months Ended June 30, 2026
Income
Dividend income	$2,293,609
Interest income	1,324,399
Total income	3,618,008

Expenses
Professional fees	165,009
Administration fees	28,410
Other expenses	20,526
Total expenses	213,945
Net investment income (loss)	3,404,063
Net unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(1,488,322)
Net change in unrealized gain (loss) on investments	36,540,086
Net unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	35,051,764
Net increase (decrease) in net assets resulting from operations	$38,455,827

(a) METI Cayman, L.P. was formed on March 27, 2025 and commenced principal operations on July 18, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed financial statements.

METI Cayman, L.P.

Condensed Statement of Changes in Net Assets (Unaudited) (a)

	Three Months Ended June 30, 2026
	Limited Partners	General Partner	Total
Net assets as of March 31, 2026	$547,730,493	$-	$547,730,493
Capital contributions	81,739,665	-	81,739,665
Distributions	(7,589,236)	-	(7,589,236)
Net investment income (loss)	3,404,063	-	3,404,063
Net unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	35,051,764	-	35,051,764
Net assets as of June 30, 2026	$660,336,749	$-	$660,336,749

(a) METI Cayman, L.P. was formed on March 27, 2025 and commenced principal operations on July 18, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed financial statements.

METI Cayman, L.P.

Condensed Statement of Cash Flows (Unaudited) (a)

Three Months Ended June 30, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$38,455,827
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,488,322
Net change in unrealized (gain) loss from investments	(36,540,086)
Purchase of investments	(81,383,895)
Change in operating assets:
Interest receivable	529,536
Change in operating liabilities:
Administration fees payable	28,410
Professional fees payable	135,485
Net cash provided by (used in) operating activities	$(77,286,401)
Cash flows from financing activities:
Capital contributions	81,739,665
Distributions	(7,589,236)
Net cash provided by (used in) financing activities	$74,150,429
Net (decrease) in cash and cash equivalents	$(3,135,972)
Cash and cash equivalents at the beginning of the period	$5,967,153
Effect of foreign currency exchange rate changes on cash and cash equivalents	(266,976)
Cash and cash equivalents at the end of the period	$2,564,205

(a) METI Cayman, L.P. was formed on March 27, 2025 and commenced principal operations on July 18, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed financial statements.

METI Cayman, L.P.

Condensed Schedules of Investments (Unaudited)

			June 30, 2026
Name of Investment	Holding entity	Type of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity investments (a)
Green energy
D.E Shaw Renewable Investments (b)	METI Hobbs Holdings, LLC	Equity investment	Americas	$234,314,085	35.48%
Island Green Power (c)	METI Cooks Holdings, S.à r.l.	Equity investment	EMEA	145,660,439	22.06%
Treaty Oak (d)	METI TOCE Holdings, LLC	Equity investment	Americas	135,615,000	20.54%
Other investments (f)		Equity investment	Various	57,965,128	8.78%
Total Green energy				573,554,652	86.86%

Total equity investments (Cost: Americas $305,383,206, EMEA $141,307,044, Various $57,150,683)				$573,554,652	86.86%

Debt investments (g)
Green energy
Sol SponsorCo, LLC (h)	METI Luxembourg Holdings S.a.r.l.	Debt investment	Americas	$41,040,315	6.22%
Other investments (f)		Debt investment	Various	42,977,547	6.51%
Total Green energy				84,017,862	12.73%

Total debt investments (Cost: Americas $41,432,384, Various $43,624,863)				$84,017,862	12.73%

Total investments (Cost: Americas $346,815,590, EMEA $141,307,044, Various $100,775,546)				$657,572,514	99.59%

			March 31, 2026
Name of Investment	Holding Entity	Type of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity investments (a)
Green energy
D.E Shaw Renewable Investments (b)	METI Hobbs Holdings, LLC	Equity investment	Americas	$208,935,112	38.15%
Island Green Power (c)	METI Cooks Holdings, S.à r.l.	Equity investment	EMEA	60,476,189	11.04%
Treaty Oak (d)	METI TOCE Holdings, LLC	Equity investment	Americas	132,015,000	24.10%
Sky NRG (e)	METI Sky Investments S.à r.l.	Equity investment	EMEA	29,620,079	5.41%
Other investments (f)		Equity investment	Various	25,931,014	4.73%
Total Green energy				456,977,394	83.43%

Total equity investments (Cost: Americas $305,383,206, EMEA $90,201,092, Various $26,872,740)				$456,977,394	83.43%

Debt investments (g)
Green energy
Sol SponsorCo, LLC (h)	METI Luxembourg Holdings S.a.r.l.	Debt investment	Americas	$40,923,982	7.47%
Other investments (f)		Debt investment	Various	42,968,503	7.85%
Total Green energy				83,892,485	15.32%

Total debt investments (Cost: Americas $41,432,384, Various $43,624,864)				$83,892,485	15.32%

Total investments (Cost: Americas $346,815,590, EMEA $90,201,092, Various $70,497,604)				$540,869,879	98.75%

Fair Value as a Percentage of Net Assets may not add due to rounding.

EMEA: Europe, Middle East and Africa

(a)
Equity investments generally include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3)

limited partner interests, (4) warrants and (5) other equity-linked securities.
(b)
The Aggregator holds an indirect equity interest in D.E. Shaw Renewable Investments through its 100% ownership in METI Hobbs Holdings, LLC as of June 30, 2026 and March 31, 2026.
(c)
The Aggregator holds an indirect equity interest in Island Green Power through its 100% ownership in METI Cooks Holdings S.à r.l. as of June 30, 2026 and March 31, 2026.
(d)
The Aggregator holds an indirect equity interest in Treaty Oak through its 100% ownership in METI TOCE Holdings, LLC as of June 30, 2026 and March 31, 2026.
(e)
The Aggregator holds an indirect equity interest in Sky NRG through its 100% ownership in METI Sky Investments S.à r.l. as of March 31, 2026.
(f)
There were no single investments included in this category that exceeded 5% of the net assets of the Aggregator.
(g)
Debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.
(h)
The Aggregator holds an indirect debt interest in Sol SponsorCo, LLC (Project Nola) through its 100% ownership in METI Luxembourg Holdings S.a.r.l. as of June 30, 2026 and March 31, 2026.

The accompanying notes are an integral part of these condensed financial statements.

METI Cayman, L.P.

Notes to Condensed Financial Statements

1.
Organization

METI Cayman, L.P. (the “Aggregator”) is a Cayman Islands exempted limited partnership formed on March 27, 2025, pursuant to the Exempted Limited Partnership Act (as revised) of the Cayman Islands. The Aggregator operates pursuant to the Second Amended and Restated Limited Partnership Agreement, dated July 18, 2025, as further amended and restated (the “Aggregator Partnership Agreement”).

Macquarie S.C.A., SICAV, with respect to its sub-fund Macquarie Energy Transition Infrastructure Fund (“METI International”), and Macquarie Energy Transition Infrastructure Fund, L.P. (the “Fund”) are the only limited partners of the Aggregator. As of June 30, 2026, the Fund and METI International own 20.9% and 79.1%, respectively, of the Aggregator. METI Cayman GP, LLC, is the general partner (the “General Partner”) of the Aggregator, with the overall responsibility for oversight of the Aggregator.

The Aggregator was established to make, hold, and dispose of portfolio investments which may include debt, equity and derivative instruments.

Investment operations commenced on July 18, 2025, when the Aggregator began investing in assets, after the Fund sold its first unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, along with METI International’s investment into the Aggregator.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Aggregator’s condensed accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Aggregator’s condensed financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The Condensed Statements of Assets and Liabilities as of March 31, 2026, were derived from the audited annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are fairly stated and that estimates made in preparing its condensed financial statements are reasonable and prudent. The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Aggregator is the U.S. dollar and these condensed financial statements have been prepared in that currency. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2026 included in the Fund’s Registration Statement, filed with the SEC.

Use of Estimates

In preparing the condensed financial statements in conformity with GAAP, the General Partner has made judgments, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed financial statements. Such estimates include those used in the valuation of the Aggregator’s investments. Actual results may differ from those estimates.

Fair Value of Investments

In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Aggregator defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Aggregator uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

•
Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•
Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

METI Cayman, L.P.

Notes to Condensed Financial Statements

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Investments at Fair Value

The Aggregator records public and private investments at trade date and closing date, respectively, and values its investments at fair value in accordance with ASC 820. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”

The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed financial statements.

Under the income approach, which is generally the Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk-free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital ratios of companies deemed comparable to the investee company.

Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, such as earnings before interest and taxes or other performance metric, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization.

Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to unitholder approval, regulatory approval, financing, completion of due diligence and break-up fees.

Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued by the Aggregator after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.

Foreign Currency

The accounting records of the Aggregator are maintained in U.S. dollars. The fair values of assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each reporting period. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. The Aggregator includes the effects of foreign currency exchange rate changes on realized and unrealized gains and losses on investments within net realized gain (loss) on investments and translation of assets and liabilities in foreign currencies and net

METI Cayman, L.P.

Notes to Condensed Financial Statements

change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies, respectively, in the Condensed Statement of Operations.

Net Realized and Unrealized Gain (Loss) on Investments

The Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.

Net change in unrealized gain (loss) on investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Income Recognition

The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. Prepayment premiums are recorded as interest income upon receipt of the prepayment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Aggregator and the cost of legal services and other fees pertaining to the Aggregator’s organization. These costs are expensed as incurred. For the three-month period ended June 30, 2026, no organizational expenses were incurred by the Aggregator. As of June 30, 2026 and March 31, 2026, organizational expenses payable of $110,000 and $ 110,000, respectively, are included within organizational expenses payable in the Condensed Statements of Assets and Liabilities.

Professional Fees

Professional fees include but are not limited to audit, tax, and legal fees. For the period ended June 30, 2026, the Aggregator incurred professional fees of $165,009, which have been recorded as professional fees on the Condensed Statement of Operations. As of June 30, 2026 and March 31, 2026, professional fees of $383,088 and $247,603, respectively, are included within professional fees payable in the Condensed Statements of Assets and Liabilities.

Distributions

The Aggregator may declare monthly distributions as authorized by the General Partner. Distributions are recognized on the record date of the distribution. The declaration of distributions by the Aggregator to the Fund and any Parallel Fund (the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund, but excluding METI International) generally occurs concurrent with the Fund and any Parallel Fund declaring distributions to its unitholders. Distributions are generally made to partners pro rata based on capital contributions.

Affiliates

The General Partner, the Adviser, Macquarie S.C.A., SICAV, with respect to its sub‑fund METI International and the Fund are affiliates of the Aggregator. In addition, the limited partners, the General Partner, and their respective affiliates may engage in investment activities for their own accounts or for other persons or entities, including pursuing investment opportunities independently of the Aggregator, without any obligation to offer such opportunities to the Aggregator.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Aggregator is currently evaluating the impact of adopting this guidance on its condensed financial statements and disclosures.

METI Cayman, L.P.

Notes to Condensed Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of June 30, 2026 and March 31, 2026, cash of $2,564,205 and $5,967,153, respectively, was held and there were no cash equivalents or restricted cash.

3.
Investments and Fair Value Measurement

The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$-	$-	$573,554,652	$573,554,652
Debt investments	-	-	84,017,862	$84,017,862
Total investments	$-	$-	$657,572,514	$657,572,514

March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$-	$-	$456,977,394	$456,977,394
Debt investments	-	-	83,892,485	$83,892,485
Total investments	$-	$-	$540,869,879	$540,869,879

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. The Aggregator’s Level 3 equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.

The following tables summarize the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and March 31, 2026:

June 30, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity investments	$573,554,652	Discounted Cash Flows	Discount rate	7.0%-17.0%	8.9%	Lower
Debt investments	84,017,862	Discounted Cash Flows	Yield	6.0% - 11.0%	8.3%	Lower
Total investments	$657,572,514

METI Cayman, L.P.

Notes to Condensed Financial Statements

March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity investments	$456,977,394	Discounted Cash Flows	Discount rate	7.0%-17.0%	8.2%	Lower
Debt investments	83,892,485	Discounted Cash Flows	Yield	6.3%-10.5%	8.6%	Lower
Total investments	$540,869,879

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Level 3 Financial Assets at Fair Value
	Three Months Ended June 30, 2026
	Equity investments	Debt investments	Total
Balance, beginning of period	$456,977,394	$83,892,485	$540,869,879
Purchases	81,383,895	-	81,383,895
Net change in unrealized gain (loss) on investments	35,193,363	125,377	35,318,740
Balance, end of period	$573,554,652	$84,017,862	$657,572,514

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the three months ended June 30, 2026.

4.
Income Taxes

The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state, local and/or non-U.S. income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state, local and/or non-U.S. income taxes.

To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state, local and/or non-U.S. income tax.

5.
Net Assets

Partners may make capital contributions to the Aggregator from time to time in such amounts and at such times as determined by the partners, subject to the consent of the General Partner. Capital contributions are not required to be made on a pro rata basis, and each partner’s interest in the Aggregator is reflected on the books and records of the Aggregator, which are maintained by the General Partner.

A partner may not withdraw from the Aggregator except with the consent of the General Partner and upon such terms and conditions as may be agreed between the General Partner and the withdrawing partner. Upon withdrawal, a partner is entitled only to the distributions specifically agreed to at the time of withdrawal. A withdrawing partner remains liable for certain obligations of the Aggregator and remains a partner solely for purposes of allocating losses attributable to periods prior to

METI Cayman, L.P.

Notes to Condensed Financial Statements

such withdrawal. Distributions representing a return of capital are made solely at the discretion of the General Partner and no partner has the right to require the Aggregator to return all or any portion of its capital contributions.

6.
Related Party Transactions

Aggregator Partnership Agreement

The General Partner has exclusive authority to manage and control the business and affairs of the Aggregator, including responsibility for the day-to-day operations of the Aggregator. The responsibilities of the General Partner are set out in the Aggregator Partnership Agreement.

Acquisition of Investments from Affiliates

Macquarie, MAM-Managed Entities and their affiliates may hold or acquire assets and contribute or sell such assets to the Fund, the Aggregator or their subsidiaries. These transfers may occur in kind, at fair market value (“FMV”) if transferred from a MAM-Managed Entity, or otherwise at cost plus roll forward or FMV, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium.

During the three months ended June 30, 2026, the Aggregator did not acquire any investments from affiliates of the Adviser.

Distributions

Pursuant to the Aggregator Partnership Agreement, distributions of cash or other assets are made at the discretion of the General Partner. Distributions generally consist of available cash and are expected to occur at least monthly; however in certain circumstances, the General Partner may elect not to make distributions, including to retain cash for partnership expenses or reserves.

Distributions from each underlying investment are generally made to limited partners which include MAM-Managed Entities and their affiliates, on a pro rata basis.

For the three months ended June 30, 2026, the Aggregator distributed $7,589,236 to MAM-Managed Entities and their affiliates.

7.
Commitments and Contingencies

In the normal course of business, the Aggregator enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Aggregator’s maximum exposure under these arrangements is unknown as it could involve future claims against the Aggregator that have not yet occurred. However, based on experience, the General Partner of the Aggregator expects the risk of loss to be remote.

As of June 30, 2026 and March 31, 2026, the Aggregator had unfunded commitments of $56,000,342 and $449,247, respectively, to existing investments which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

8.
Financial Highlights

The following expenses and net investment income (loss) ratios for the three months ended June 30, 2026 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of expenses and net investment income (loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Aggregator.

METI Cayman, L.P.

Notes to Condensed Financial Statements

Three Months Ended June 30, 2026
Total Return (Limited Partners)(a)	6.18%

Ratio to average Limited Partners
Total expenses(b)	0.03%
Total net investment income (loss)(b)	0.53%

(a)
Total return is measured based on the beginning Net Asset Value adjusted for cash flows related to capital contributions or withdrawals during the period. Returns are geometrically linked based on the timing cash flows during the period.
(b)
Ratios are not annualized.
9.
Subsequent Events

The General Partner has performed an evaluation of subsequent events through the date the condensed financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of Macquarie Energy Transition Infrastructure Fund, L.P. and the unaudited condensed financial statements and the related notes of METI Cayman, L.P., both included within this Quarterly Report on Form 10-Q. The investment activities of Macquarie Energy Transition Infrastructure Fund, L.P. are carried out through the Aggregator, a non-consolidated affiliate of the Fund. As such, in this discussion and analysis, we believe it is important to present information for both the Fund and the Aggregator. The unaudited condensed financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “Critical Accounting Policies and Estimates” and “Principles of Consolidation”.

This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. As used herein, the “Fund,” “we,” “us,” and “our” collectively refer to Macquarie Energy Transition Infrastructure Fund, L.P., and “METI US” refers to the Fund, together with its consolidated subsidiaries, and may include METI TE Feeder, L.P. (the “Feeder”), one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments, directly or indirectly (“Intermediate Entities”) and any parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund (“Parallel Funds”).

Overview

The Fund was organized on October 30, 2024 as a limited partnership under the laws of the State of Delaware. The Fund is a private fund exempt from registration as an investment company under Section 3(c)(7) of the 1940 Act. The Fund is considered an investment company under the accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

Our investment objective is to generate capital appreciation and yield over the medium-to-long term. There can be no assurance that METI US will achieve its investment objective or that METI US’s investment strategies will be successful. We will seek to achieve this investment objective by investing, on an individual basis or commingled or aggregated with other parties, in a globally diversified portfolio of businesses and operating assets in the Energy Transition Infrastructure Investments.

The Fund may invest in Energy Transition Infrastructure Investments directly in portfolio companies, including as a co-investor with any other vehicle that holds capital managed or advised by any MAM-Managed Entities, or indirectly through investments in MAM-Managed Entities or, to a lesser extent, through investments in unaffiliated third-party funds that directly or indirectly invest in Energy Transition Infrastructure Investments. In order to provide for a liquidity reserve as well as help deliver yield, the Fund intends to invest a portion of its assets in debt investments to infrastructure and infrastructure-adjacent borrowers and liquid fixed income, liquid equity investments, cash and cash-like investments and such other appropriate investments, as determined by the Adviser from time to time.

Investment Portfolio

The Fund has acquired investments through the Aggregator, which is jointly owned with METI International. METI International had a fund inception date of June 30, 2024 and as a result of the Aggregator structure in place, the Fund has access to an already diversified portfolio of existing infrastructure assets.

As of June 30, 2026, the portfolio comprises 5 infrastructure equity investments and 3 infrastructure debt investments. As of June 30, 2026, the Fund’s transactional NAV is $192,104,645.

Recent Developments

During the period ended June 30, 2026, global economic conditions remained mixed across regions. Growth of the U.S. economy was supported by continued investment in technology, data centers, energy infrastructure, and semiconductor-related activity. Inflationary pressures increased in recent months, influenced in part by higher energy prices, contributing to higher long-term interest rates. Central bank responses varied by jurisdiction, reflecting local economic conditions, with markets continuing to monitor the outlook for monetary policy and interest rates. Overall, we believe global trade and investment activity remained resilient despite ongoing geopolitical and macroeconomic uncertainties.

Results of Operations

On July 1, 2025, the Fund commenced investment activity. Our key financial measures and the results of operations are discussed below.

Revenues

We generate revenues primarily from our investments, including dividends and capital appreciation on our investments. To a lesser extent, we also generate revenue in the form of interest income from our investments in debt, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Revenues for the three months ended June 30, 2026 were $983,574. For the comparative period for the three months ended June 30, 2025, no revenue was incurred due to the Fund commencing operations on July 1, 2025. Revenue was primarily attributable to (i) dividends received from certain portfolio investments, reflecting a combination of operating performance, cash generation and the timing of dividends at the portfolio company level, which were subsequently passed through to investors, and (ii) income earned on cash and cash equivalents.

Expenses

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three months ended June 30, 2026, the Fund incurred organizational expenses of $214,453, which have been recorded as an expense on the Condensed Statement of Operations. As of June 30, 2026 and March 31, 2026, organizational expenses payable amounting to $1,327,674 and $1,113,221, respectively, are included within organizational expenses and offering costs payable in the Condensed Statements of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Fund. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. For the three months ended June 30, 2026, the Fund recognized amortization of offering costs of $920,090. As of June 30, 2026 and March 31, 2026, the remaining unamortized balance of $430,906 and $1,075,716, respectively is included within deferred offering costs, in the Condensed Statements of Assets and Liabilities. As of June 30, 2026 and March 31, 2026, offering costs payable amounting to $3,736,280 and $3,461,000, respectively, are included within organizational expenses and offering costs payable and organizational expenses and offering costs payable to affiliate in the Condensed Statements of Assets and Liabilities.

Professional Fees

Professional fees include, but are not limited to, administrative, audit, tax, and legal fees. For the three months ended June 30, 2026, the Fund incurred professional fees of $931,368. As of June 30, 2026 and March 31, 2026, professional fees payable were $2,688,996 and $2,045,703, respectively.

Unrealized Gain (Loss) on Investments

The Fund generates income primarily from its investment in the Aggregator. The Fund had an interest of 20.94% and 15.64% in the Aggregator as of June 30, 2026 and March 31, 2026, respectively. For the three months ended June 30, 2026, the Aggregator generated a net increase in net assets resulting from operations of $38,455,827, which resulted in the Fund recognizing a net change in unrealized gain (loss) on investments of $7,743,123. For the comparative period for the three months ended June 30, 2025, there were no net changes in unrealized gain (loss) on investments due to the Fund commencing operations on July 1, 2025. There were no net realized gains or losses from the investment in the Aggregator for the three months ended June 30, 2026 and for the comparative period for the three months ended June 30, 2025 due to the Fund commencing operations on July 1, 2025. Key drivers of the results of operations of the Aggregator are discussed below.

Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies

The Aggregator generates income from investments in infrastructure investments, including dividends on investments. The Aggregator also generates interest income from investments in debt and other securities.

The Aggregator’s infrastructure investments and debt and other securities also generate net realized and unrealized gains and losses and net realized and unrealized gains and losses of foreign exchange translation of assets and liabilities denominated in foreign currencies. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

Aggregator Net Investment Income (Loss)

For the three months ended June 30, 2026, the Aggregator’s net investment income was $3,404,063. There was no net investment income in the Aggregator for the comparative period as Investment operations commenced on July 18, 2025.

Aggregator Income

For the three months ended June 30, 2026, the Aggregator generated $3,618,008 in total income, of which $2,293,609 and $1,324,399 consisted of dividend income and interest income, respectively. There was no income in the Aggregator for the comparative period as Investment operations commenced on July 18, 2025.

Aggregator Expenses

For the three months ended June 30, 2026, the Aggregator incurred $213,945 in total expenses. There were no expenses in the Aggregator for the comparative period as Investment operations commenced on July 18, 2025.

Hedging

The Fund may, but is not obliged to, engage in hedging transactions for the purpose of efficient portfolio management. The Adviser may review the hedging policy of the Fund from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Fund at the relevant time.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026 and March 31, 2026, the Fund had total assets of $196,917,023 and $132,666,940, respectively, mostly comprising the Fund’s investment in the Aggregator. As of June 30, 2026 and March 31, 2026, the Aggregator had total assets of $661,459,608 and $548,689,457, respectively, mostly comprising the Aggregator’s investments.

As of June 30, 2026 and March 31, 2026, the Fund had total liabilities of $13,486,868 and $9,932,824, respectively, which was driven by operational expenses for commencing and maintaining the Fund. As of June 30, 2026 and March 31, 2026, the Aggregator had total liabilities of $1,122,859 and $958,964, respectively, comprising accrued fees and expenses payable.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities which are then invested into the Aggregator.

Our primary use of cash will be for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the management fee and performance allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program (as described in “Item 1. Financial Statements —Notes to the Condensed Financial Statements—Note 5. Net Assets”), and (v) cash distributions to Investors.

Cash Flows

As of June 30, 2026, the Fund’s cash and cash equivalents and the continuous offering of Units are expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units.

As of June 30, 2026 and March 31, 2026, the Fund had $1,766,717 and $2,128,949 in cash and cash equivalents, respectively, including net proceeds from the continuous private offering of Units, which we expect to be sufficient to conduct operations in the near term. See “Item 1. Financial Statements —Notes to the Condensed Financial Statements—Note 8. Commitments and Contingencies” for quantitative details on future commitments to new and existing investments.

As of June 30, 2026 and March 31, 2026, the Aggregator had $2,564,205 and $5,967,153, respectively, in cash and cash equivalents which we expect to be sufficient to conduct operations in the near term.

As of June 30, 2026, the Aggregator had total commitments of $636,403,938 to investments. As of June 30, 2026, the Aggregator had unfunded commitments of $56,000,342 to existing investments which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

Transactional Net Asset Value

The Fund calculates its transactional NAV per Unit in accordance with the Fund’s valuation policies and procedures. Transactional NAV is the price at which the Fund sells and redeems its Units and serves as a basis for certain fees incurred by the Fund. The Adviser also evaluates changes to transactional NAV to monitor fund performance. Transactional NAV is based on the month-end values of its investments and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the Fund’s valuation policy. Certain contingent tax liabilities may not be recognized as a reduction to transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

June 30, 2026
Components of the Fund’s Transactional Net Asset Value
Investment in affiliated funds	$150,687,229
Investments	41,938,871
Due from the Adviser	2,961,467
Derivatives, at fair value	1,984,786
Cash and cash equivalents	1,766,717
Interest receivable	106,545
Receivable from Feeder	1,969
Professional fees payable	(2,688,996)
Distribution payable	(2,095,757)
Accounts payable and accrued expenses	(860,989)
Administration fees payable	(279,331)
Due to affiliate	(456,008)
Performance allocation payable	(704,930)
Derivative liabilities, at fair value	(112,888)
Director fees payable	(55,000)
Management fees payable	(52,260)
Distribution fees payable	(36,780)
Transactional Net Asset Value	$192,104,645

The transactional NAV per Unit for each class of the Fund was as follows:

	June 30, 2026
	Transactional NAV per Unit	Number of units
Class E	$112.71	1,052,536
Class I	$109.83	421,093
Class S	$108.88	250,008

The following table reconciles GAAP Net Asset Value to the Fund’s transactional NAV.

June 30, 2026
GAAP Net Asset Value	$183,430,155
Adjustments
Organizational expenses	1,327,674
Offering expenses	3,305,374
Distribution fees	1,091,430
Specified Expenses (a)	2,950,012
Transactional Net Asset Value	$192,104,645

(a)
Specified Expenses as defined in “Item 1. Financial Statements—Notes to the Condensed Financial Statements—Note 7. Related Party Transactions.”

Critical Accounting Policies and Estimates

The preparation of the condensed financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.

Fair Value

As an investment company under ASC 946, the Fund and Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize investments in accordance with GAAP and for purposes of computing a monthly transactional NAV.

Investment in the Aggregator

The Fund’s investment in the Aggregator is generally valued based on the latest NAV reported or provided by the investment adviser or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the investment in the Aggregator is calculated in a manner consistent with the measurement principles applied to investment companies. If the latest NAV of the Aggregator is not available at the time the Fund is calculating its NAV, the Adviser will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported.

Direct Investments that are Publicly Traded in Active Markets

Securities that are publicly traded and for which market quotations are readily available will be valued at the closing price of such securities in the principal market in which the security trades. If market quotations are not readily available, the fair value will be determined in good faith by the Adviser using a widely accepted valuation methodology on the valuation date. In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to the publicly traded price may be appropriate in instances where a legal restriction is a characteristic of the security. The amount of the discount, if taken, will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.

Direct Investments that are Not Publicly Traded

Investments for which market prices are not observable include investments in common equity or preferred equity of operating companies. The primary methodology for determining the fair values of such investments is generally the income approach, whereby fair value is derived based on the present value of cash flows that a business, or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. The Adviser’s secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability-weighted methods and/or recent round of financing. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.

Debt Investments

In general, debt investments will be valued by the Adviser based on market quotations or at fair value determined in accordance with the valuation policy and are accounted for on a settlement basis. Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of the Aggregator’s debt investments. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. The primary methodology for determining the fair value of such investments is generally a yield analysis whereby the Adviser determines if there is adequate collateral value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment’s yield, then such investment is valued at its par value. If the market yield is not estimated to approximate the investment’s yield, the Adviser will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield. Market yield is estimated based on a variety of inputs regarding the collateral asset(s) performance and capital market conditions, in each case as determined in good faith by the Adviser. The Adviser may determine that certain investments in debt investments will be valued using different procedures.

Principles of Consolidation

The Fund and the Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. The Fund considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation of the Aggregator by the Fund has been deemed appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Fund does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for the Fund to control the Aggregator and (c) essentially all of the Aggregator’s activities are not conducted on behalf of the Fund. The Fund believes non-consolidation is the financial presentation that most meaningfully presents the financial position and results of operations.

As the investment in and operations of the Aggregator are an integral part of the Fund’s condensed financial statements, two sets of financial statements are included in this report, one for the Fund and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.

Recent Accounting Pronouncements

See “Item 1. Financial Statements —Condensed Financial Statements of Macquarie Energy Transition Infrastructure Fund, L.P.—Notes to the Condensed Financial Statements—Note 2. Summary of Significant Accounting Policies” and “Item 1. Financial Statements —Condensed Financial Statements of METI Cayman, L.P.—Notes to Condensed Financial Statements—Note 2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond June 30, 2026, see “Item 1. Financial Statements —Condensed Financial Statements of Macquarie Energy Transition Infrastructure Fund, L.P.—Notes to the Condensed Financial Statements—Note 8. Commitments and Contingencies” and “Item 1. Financial Statements —Condensed Financial Statements of METI Cayman, L.P.—Notes to the Condensed Financial Statements—Note 7. Commitments and Contingencies.”

Related Parties

The Fund and the Aggregator may engage in transactions with affiliates of Macquarie, including entities managed or advised by MAM-Managed Entities.

Macquarie, MAM-Managed Entities and their affiliates may hold or acquire assets and contribute or sell such assets to the Fund, the Aggregator or their subsidiaries. These transfers may occur in kind, from Macquarie, a MAM-Managed Entity or any of their affiliates, at FMV, at cost or otherwise at cost plus roll forward, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium. See “Item 1. Financial Statements —Condensed Financial Statements of Macquarie Energy Transition Infrastructure Fund, L.P. —Notes to the Condensed Financial Statements—Note 7. Related Party Transactions” and “Item 1. Financial Statements —Condensed Financial Statements of METI Cayman, L.P.—Notes to the Condensed Financial Statements—Note 6. Related Party Transactions” for details of the Fund’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks.

Fair Value Risk

We are subject to financial market risks, including changes in fair values and interest rates. We invest primarily in alternative infrastructure and infrastructure-related investments. Many of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board of Directors in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make.

Exchange Rate Risk

The Fund and the Aggregator hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund and the Aggregator manage exposure to investments in foreign currencies by hedging such risks. As of June 30, 2026, the Fund and the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of June 30, 2026, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in net assets resulting from operations of $4,714,053, if not offset by other factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement. As of June 30, 2026, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Registration Statement. The risks described in our Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Part II.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 11, 2026).

3.2	Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 11, 2026).

10.1	Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 11, 2026).

10.2

Amendment No. 1 to Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 11, 2026).

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).*

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

The agreements and other documents filed as exhibits to this Quarterly Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2026

Macquarie Energy Transition Infrastructure Fund, L.P.

/s/ Elise Dupuy Vaudour
Name: Elise Dupuy Vaudour
Title: Chief Executive Officer (Principal Executive Officer)

/s/ Sue Sekar
Name: Sue Sekar
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)